Form 10QSB
period 1999-09-30
E COMMERCE GROUP INC
filed 1999-11-22
CIK 1093876

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999 Commission File
No. 000-27139
10







                      E-COMMERCE GROUP INC.
     (Exact name of registrant as specified in its charter)







Nevada                                            88-0293704
(State of organization) (I.R.S. Employer Identification No.)

3675 Pecos-McLeod, Suite 1400, Las Vegas, NV 89121
(Address of principal executive offices)

Registrant's telephone number, including area code (702) 866-2500

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There are 6,000,000 shares of common stock outstanding as of September 30, 1999.



                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The financial statements and supplemental data required by this Item follow the index of financial statements appearing at Item 6 of this Form 10Q-SB.

ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, those expectations reflected in forward-looking statements contained in this Statement.

                        Plan of Operation

The Company's Plan of Operation has not changed since the filing of its Form 10-SB filed with the SEC on August 25, 1999. The description of the current plan of operation is incorporated by reference to Section 2 of its Form 10-SB.

                           Competition

The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development-stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personal resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage vis-a-vis the Company's competitors.

                      Year 2000 Compliance

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Company has assessed these issues as they relate to the Company, and since the Company currently has no operating business and does not use any computers, and since it has no customers, suppliers or other constituents, it does not believe that there are any material year 2000 issues to disclose in this report.

                            Employees

The Company's only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company.

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action has been threatened by or against the Company.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

No issues of securities and no changes in the existing securities took place during the period covered by this report. At the end of the quarter there were 6,000,000 shares of common stock outstanding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

Audited financial statements as of September 30, 1999, and for the nine-month and three-month periods then ended.

                  INDEPENDENT AUDITORS' REPORT

Board of Directors                         November 19, 1999
e-commerce group Inc.
Las Vegas, Nevada

I have audited the accompanying Balance Sheets of E-commerce group Inc. (A Development Stage Company), as of September 30, 1999, and December 31, 1998, and the related statements of stockholders' equity for September 30, 1999, and December 31, 1998, and statements of operation and cash flows for the three months ending September 30, 1999, and September 30, 1998, for the nine months ended September 30, 1999, and September 30, 1998, and the two years ended December 31, 1998, and December 31, 1997, and the period February 7, 1991 (inception), to September 30, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E-commerce group Inc. (A Development Stage Company), as of
September 30, 1999, and December 31, 1998, and the related statements of stockholders' equity for September 30, 1999, and December 31, 1998, and statements of operation and cash flows for the three months ending September 30, 1999, and September 30, 1998, for the nine months ended September 30, 1999, and September 30, 1998, and the two years ended December 31, 1998, and December 31, 1997, and the period February 7, 1991 (inception), to September 30, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has suffered recurring losses from operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note #5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     /s/ Barry L. Friedman
     Barry L. Friedman
     Certified Public Accountant

                      E-COMMERCE GROUP INC.
                  (A Development Stage Company)
                          BALANCE SHEET


                                 9 Mos. Ended      Year Ended
                                 September 30,     December 31,
                                 1999              1998
            ASSETS
CURRENT ASSETS:                  0                 0
TOTAL CURRENT ASSETS             0                 0
OTHER ASSETS;                    0                 0
TOTAL OTHER ASSETS               0                 0
TOTAL ASSETS                     0                 0
 LIABILITIES AND STOCKHOLDERS'
            EQUITY
CURRENT LIABILITIES;
Officers Advances                 3,755             0
TOTAL CURRENT LIABILITIES        3,755             0
STOCKHOLDERS' EQUITY;
Common stock, $0.001 par value,                     6,000
authorized 50,000,000 shares
issued and outstanding
December 31, 1998 - 6,000,000
September 30, 1999 - 6,000,000    6,000
Additional paid-in Capital        -3,500            -3,500
Deficit accumulated during the    -6,255            -2,500
development stage
TOTAL STOCKHOLDERS' EQUITY       -3,755            0
TOTAL LIABILITIES AND            0                 0
STOCKHOLDERS' EQUITY

                      E-COMMERCE GROUP INC.
                  (A Development Stage Company)
                     STATEMENT OF OPERATION

                 3 Mos.       3 Mos.       9 Mos.        9 Mos.
                 Ended Sept.  Ended Sept.  Ended Sept.   Ended Sept.
                 30, 1999     30, 1998     30, 1999      30, 1999
INCOME:
Revenue           0            0            0             0
EXPENSES:
General, Selling  1,000        0            3,755         0
and
Administrative
Total Expenses   1,000        0            3,755         0
Net Profit/Loss(--1,000       0            -3,755        0
)
Net Profit/Loss  .0002        NIL          -.0006        NIL
(-) Per weighted
Share (Note 2)
Weighted average 6,000,000    6,000,000    6,000,000     6,000,000
Number of common
Shares
outstanding

The accompanying notes are an integral part of these financial statements.

                      E-COMMERCE GROUP INC.
                  (A Development Stage Company)
               STATEMENT OF OPERATION (continued)

                 Year Ended   Year Ended   Jan. 7,
                 Dec. 31,     Dec. 31,     1993
                 1998         1997         (inception)
                                           to Sept.
                                           30, 1999
INCOME:
Revenue           0            0            0
EXPENSES:
General, Selling  0            0            6,255
and
Administrative
Total Expenses   0            0            6,255
Net Profit/Loss(-0            0            -6,255
)
Net Profit/Loss  NIL          NIL          -.0010
(-) Per weighted
Share (Note 2)
Weighted average 6,000,000    6,000,000    6,000,000
Number of common
Shares
outstanding

The accompanying notes are an integral part of these financial statements.

                      E-COMMERCE GROUP INC.
                  (A Development Stage Company)
                STATEMENT OF STOCKHOLDERS' EQUITY


                     Common Shares     Stock Amount      Additional paid-  Accumulated
                                                         in Capital        Deficit
Balance,             6,000,000         $6,000            $-3,500   $-2,500
December 31, 1997
Net loss year ended                                                        0
December 31, 1998
Balance,             6,000,000         $6,000            $-3,500           $-2,500
December 31, 1998
Net loss, January                                                          -3,755
1, 1999 to
September 30, 1999
Balance,             6,000,000         $6,000            $-3,500           $-6,255
September 30, 1999

The accompanying notes are an integral part of these financial statements.

                      E-COMMERCE GROUP INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS



                      3 Mos. Ended      3 Mos. Ended      9 Mos. Ended      9 Mos. Ended
                      Sept. 30, 1999    Sept. 30, 1998    Sept. 30, 1999    Sept. 30, 1998
Cash Flows from
Operating Activities:
Net Loss               -1,000            0                 -3,755            0
Adjustment to          0                 0                 0                 0
Reconcile net loss to
cash provided by
operating activities:
Changes in Assets and
Liabilities:
Increase in current
Liabilities:
Officers Advances     +1,000            0                 +3,755            0
Net cash used in      0                 0                 0                 0
operating activities
Cash Flows from       0                 0                 0                 0
Investing Activities
Cash Flows from
Financing Activities:
Issuance of common     0                 0                 0                 0
stock
Net increase          0                 0                 0                 0
(decrease) in cash
Cash, Beginning of    0                 0                 0                 0
period
Cash, end of period   0                 0                 0                 0

The accompanying notes are an integral part of these financial statements.

                      E-COMMERCE GROUP INC.
                  (A Development Stage Company)
               STATEMENT OF CASH FLOWS (continued)



                      Year Ended Dec.   Year Ended Dec.   Jan. 7, 1993
                      31, 1998          31, 1997          (inception) to
                                                          Sept. 30, 1999
Cash Flows from
Operating Activities:
Net Loss               0                 0                 -6,255
Adjustment to          0                 0                 0
Reconcile net loss to
cash provided by
operating activities:
Changes in Assets and
Liabilities:
Increase in current
Liabilities:
Officers Advances     0                 0                 +3,755
Net cash used in      0                 0                 -2,500
operating activities
Cash Flows from       0                 0                 0
Investing Activities
Cash Flows from
Financing Activities:
Issuance of common     0                 0                 +2,500
stock
Net increase          0                 0                 0
(decrease) in cash
Cash, Beginning of    0                 0                 0
period
Cash, end of period   0                 0                 0

The accompanying notes are an integral part of these financial statements.

                      E-COMMERCE GROUP INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
            September 30, 1999, and December 31, 1998

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized January 7, 1993, under the laws of the State of Nevada as Advanced Suspension Technologies, Inc. The
Company  currently has no operations and in accordance with  SFAS
#7, is considered a development company.

The Company was organized January 7, 1993, under the laws of the State of Nevada as Advanced Suspension Technologies, Inc. The
Company  currently has no operations and in accordance with  SFAS
#7, is considered a development company.

On January 7, 1993, the company issued 2,000,000 shares of its $0.001 par value common stock for services of $2,500.00

On  June  21,  1996, the State of Nevada approved  the  Company's
restated   Articles   of  Incorporation,   which   increase   its
capitalization from 3,000,000 common shares to 50,000,000 common shares, the par value remained unchanged at $.001.

On  December 27, 1996, the State of Nevada approved the Company's
restated   Articles   of  Incorporation,  which   increased   its
capitalization  from  50,000,000  common  shares  to  100,000,000 common shares, the par value remained unchanged at $.001.

On  December 27, 1996, the company forward split its common stock
3:1, thus increasing the number of outstanding common stock shares from 2,000,000 shares to 6,000,000 shares.

On  December  27, 1996, the Company changed its  name  to  Dalton
International Resources, Inc.

On August 12, 1999, the Company changed its name to e-commerce group Inc.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

Accounting policies and procedures have not been determined except as follows

     1.   The Company uses the accrual method of accounting.
2. Earnings per share is computed using the weighted average number of shares of common stock outstanding.
3. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional captial, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a merger with an existing operating company.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional share of common stock.

NOTE 6 - OFFICERS ADVANCES

While the Company is seeking additional capital through a merger with an existing operating company, an officer of the Company has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free.

EXHIBITS

a) The exhibits, consisting of the Company's Articles of Incorporation and Bylaws, are attached to the Company's Amended
  Form 10-SB, filed on August 25, 1999. These exhibits are incorporated by reference to that Form.

                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                           e-commerce group Inc.



                           By: /s/ David Wong
                              David Wong, Secretary/Treasurer