Form 10QSB/A
period 1999-09-30
E COMMERCE GROUP INC
filed 1999-12-10
CIK 1093876

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999 Commission File
No. 000-27139
13







                      E-COMMERCE GROUP INC.
     (Exact name of registrant as specified in its charter)







Nevada                                            88-0293704
(State of organization) (I.R.S. Employer Identification No.)

3675 Pecos-McLeod, Suite 1400, Las Vegas, NV 89121
(Address of principal executive offices)

Registrant's telephone number, including area code (702) 866-2500

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. No X

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
Number of common
Shares
outstanding

See accompanying notes to financial statements & audit report

                      E-COMMERCE GROUP INC.
                  (A Development Stage Company)
                     STATEMENT OF OPERATION

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
Number of common
Shares
outstanding

See accompanying notes to financial statements & audit report

                      E-COMMERCE GROUP INC.
                  (A Development Stage Company)
                STATEMENT OF STOCKHOLDERS' EQUITY


                     Common Shares     Stock Amount      Additional paid-  Accumulated Deficit
                                                         in Capital
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
September 30, 1999

See accompanying notes to financial statements & audit report.

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

See accompanying notes to financial statements & audit report

                      E-COMMERCE GROUP INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS



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

See accompanying notes to financial statements & audit report

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

EXHIBITS

a) The exhibit consisting of the Company's Articles of Incorporation is attached to the Company's Amended Form 10-SB, filed on December 9, 1999. This exhibit is incorporated by reference to that Form.

b) The exhibit consisting of the Company's Bylaws is attached to the Company's Amended Form 10-SB, filed on December 9, 1999.
  This exhibit is incorporated by reference to that Form.

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