Form 10KSB
period 1999-12-31
E COMMERCE GROUP INC
filed 2000-03-30
CIK 1093876

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB
(Mark One)

   [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For fiscal year ended December 31, 1999 or
                         -----------------

   [_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from __________ to ____________.

   Commission File Number : 000-27139
                            ---------

                             e-commerce group, Inc.
                             ----------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                                                88-0293704
                 --------                                                ----------
(State or Other Jurisdiction of Incorporation or              (I.R.S. Employer Identification No.)
               Organization)

3675 Pecos-McLeod, Suite 1400, Las Vegas, NV                                   89121
----------------------------------------------                                 -----
   (Address of Principal Executive Offices)                                  (Zip Code)

                                 (702) 866-2500
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

   Securities registered pursuant to Section 12(b) of the Exchange Act:

             Title of Each Class                   Name of Each Exchange on Which Registered
             -------------------                   -----------------------------------------
                     None                                             None

   Securities registered pursuant to Section 12(g) of the Exchange Act:

                    Common Stock, $.001 par value per share

   Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes [X]    No [_]

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

   State issuer's revenues for its most recent fiscal year. $0.00
                                                            -----

   The aggregate market value of the registrant's Common Stock, $.001 par value, held by non-affiliates of the registrant as of March 27, 2000 was $22,500,000 based on the closing price of $3.75 on that date.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

   Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

   Yes [X]  No [_]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 6,000,000
                                                  ---------

                      DOCUMENTS INCORPORATED BY REFERENCE

   No annual report to security holders, proxy or information statement or prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 is incorporated herein by reference

   Transitional Small Business Disclosure Format (check one):
   Yes [_]  No [X]

                                     PART I

Item 1: Description of Business.
--------------------------------

Information contained in this Report contains forward-looking statements such as statements of the Company's plans, objectives, expectations and intentions, that can often be identified by the use of forward-looking terminology, such as "may," "will," "expect," "anticipate," "believe," "plan," "intend," "could," "estimates," "is being" or "goal" or other variations of these terms or comparable terminology. All forward-looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward-looking statements. The cautionary statements made in this Report should be read as being applicable to all forward-looking statements wherever they appear in this Report. The Company's actual results could differ materially from those discussed herein.

Business Development. e-commerce group Inc. (the "Company") was incorporated in
---------------------
Nevada on January 7, 1993. Its principal place of business is located at 3675 Pecos- McLeod, Suite 1400, Las Vegas, NV 89121. The Company was initially incorporated as "Advanced Suspension Technologies, Inc.", but subsequently changed its name to "Dalton International Resources, Inc." on December 27, 1996. On August 23, 1999, the Company changed its name to "e-commerce group Inc." in order to reflect its current focus on the electronic commerce ("e-commerce") industry. The Company has been in the developmental stage since inception and has no operating history other than organisational matters.

Business of Issuer. The Company was organised to engage in any lawful corporate
-------------------
business, including, but not limited to, participating in acquisitions of other companies. The primary business activity of the Company currently involves seeking a company or companies in any business or industry that it can acquire or with whom it can merge. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Company initially intends to limit potential candidates to those in the e-commerce industry but does retain the right to investigate and possibly acquire attractive candidates in other industries.

Although the Board of Directors has elected to begin implementing the Company's principal business purpose, the Company does not anticipate the need to engage any full time employees while it is investigating and evaluating business opportunities. The Company's only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company.

The Company is, and will continue to be, a minor participant in the business of seeking mergers and joint ventures with, and acquisitions of small private entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may also be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise, and managerial capabilities than the Company. The Company is, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete with numerous other small public companies in seeking merger or acquisition candidates.

Because the Company's proposed business plan is to seek, investigate, and possibly acquire an interest in one or more business opportunities, it can be classified as a "blank check" company. Many states have enacted special statutes, rules, and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. As an example, Nevada requires that a development-stage company discloses, in any offering documents, specific information regarding the offering and the use of proceeds. Failure to make such disclosure may result in the offering being treated as a "blank check blind pool" in which case the effectiveness of any registration statement filed with the State of Nevada may be denied or suspended.

Item 2: Description of Property.
--------------------------------

The Company neither owns nor leases any real property at this time. The Company does have the use of a limited amount of office space from its Resident Agent, Incorp Services, Inc., at no cost to the Company. This is a verbal agreement between the Resident Agent and the Board of Directors and Management expects this arrangement to continue. The Company pays its own charges for long distance telephone calls and other miscellaneous secretarial, photocopying, and similar expenses. Neither Incorp Services, Inc. nor any of its officers or directors serve as officers or directors of the Company, or are holders of 5% or more of the Company's common stock.

Item 3: Legal Proceedings.
--------------------------

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

Item 4: Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

No matter was submitted to a vote of the security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5: Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

Market Information. Until November 3, 1999, the Company's common stock was
-------------------
quoted on the Over-the-Counter Bulletin Board (the "OTC-BB") in the United States under the symbol ECGM. The stock was quoted previously under the symbol DIRI, and is currently quoted on the "Pink Sheets". The Company will seek to be quoted on the OTC-BB upon completion by the SEC of its review of this registration statement. Only a small trading volume has existed during the last two years. As of December 31, 1999, the stock had last traded on October 6, 1999 at a price of $3.25 and had a bid price of $3.00 with an asked price of $4.00. (Source: Yahoo!). These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions. Quarterly high and low bid prices are as follows (Source: America OnLine):

---------------------------------------------------------------------------
Quarter Ended                 Low Bid                         High Bid
---------------------------------------------------------------------------
June 30, 1998                     $0.37                           $0.40
---------------------------------------------------------------------------
September 30, 1998                $0.37                           $0.43
---------------------------------------------------------------------------
December 31, 1998                 $0.37                           $0.43
---------------------------------------------------------------------------
March 31, 1999                    $0.34                           $0.58
---------------------------------------------------------------------------
June 30, 1999                     $0.31                           $0.93
---------------------------------------------------------------------------
September 30, 1999                $1.50                           $8.00
---------------------------------------------------------------------------
December 31, 1999                 $1.10                           $3.75
---------------------------------------------------------------------------

While management has not undertaken any discussions, preliminary or otherwise, with any prospective market maker concerning the participation of such market maker in the after-market for the Company's securities, it does intend to initiate such discussions during the negotiations concerning a business combination. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

After a merger or acquisition has been completed, one or both of the Company's officers and directors will most likely be the persons to contact prospective market makers. It is also possible that persons associated with the entity that merges with or is acquired by the Company will contact prospective market makers. The Company does not intend to use consultants to contact market makers.

Market Price. The most recent price for the Company's common stock is $3.25 on
-------------
October 6, 1999. The stock has been lightly traded, as discussed previously.

Effective August 11, 1993, the Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The National Association of Securities Dealers, Inc. (the "NASD"), which administers NASDAQ, has recently made changes in the criteria for initial listing on the NASDAQ Small Cap market and for continued listing. For initial listing, a company must have net tangible assets of $4 million, market capitalisation of $50 million or net income of $750,000 in the most recently completed fiscal year or in two of the last three fiscal years. For initial listing, the common stock must also have a minimum bid price of $4 per share. In order to continue to be included on NASDAQ, a company must maintain $2,000,000 in net tangible assets and a $1,000,000 market value of its publicly-traded securities. In addition, continued inclusion requires two market-makers and a minimum bid price of $1.00 per share.

Management intends to strongly consider undertaking a transaction with any merger or acquisition candidate which will allow the Company's securities to be traded without the aforesaid limitations. However, there can be no assurances that, upon a successful merger or acquisition, the Company will qualify its securities for listing on NASDAQ or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of the Company's securities on a national exchange. In such events, trading, if any, in the Company's securities may then continue in the non-NASDAQ over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

Holders. On January 17, 1993, the Company issued 2,000,000 shares of the
--------
Company's Common Stock to Kenneth Coleman, for services worth $2,500.00. These shares were subsequently sold or gifted to a total of 19 persons. The stock then underwent a 3:1 forward split, resulting in 6,000,000 shares issued and outstanding. All of the issued and outstanding shares of the Company's Common Stock were issued in accordance with the exemption from registration afforded by
Section 4(2) of the Securities Act of 1933.

Dividends. The Registrant has not paid any dividends to date, and has no plans
----------
to do so in the immediate future.

Item 6. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

The Company's plan of operation is to seek, investigate, and if such investigation warrants, acquire an interest in one or more business opportunities presented to it. Although the Company is not required to restrict its search to any specific business, industry, or geographical location, it has recently decided to focus its search on companies engaged in the electronic commerce ("e-commerce") industry. Management is currently in the process of identifying suitable candidates for acquisition. However, if management subsequently decides that these companies are not suitable candidates, or if a suitable candidate in another industry is located, management reserves the right to complete transactions with another company or companies including those in other industries.

Since its inception on January 7, 1993, the Company has engaged in no significant operations other than undertaking organisational activities, filing a registration statement for small business issuers on Form 10-SB with the SEC, complying with periodical SEC reporting requirements and attempting to identify suitable merger or acquisition candidates. As of December 31, 1999, the Company had not signed any letters of intent or entered into any agreements with suitable acquisition candidates. No revenue has been generated by the Company since its inception.

In the coming fiscal year, the Company intends to continue its efforts to identify suitable acquisition candidates, and, when a suitable candidate is found, to complete a business acquisition. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with (1) locating and evaluating acquisition candidates; (2) completing one or more business acquisitions; (3) complying with the reporting requirements of the Securities Exchange Act of 1934; and (4) attending to general and administrative matters. The Company does not expect to generate revenues until a business acquisition has been completed. Further, the Company may continue to operate at a loss after completing the acquisition, depending on the performance of the acquired business.

In order to cover the costs described above, the Company believes that it will require additional capital in the amount of approximately $3,500,000. This additional capital will be required whether or not the Company is able to complete a business acquisition during the current fiscal year. Further, once a business acquisition is completed, the Company's need for additional financing is likely to increase substantially. The Company has no current plans, proposals or understandings to raise additional capital through the sale or issuance of additional securities. To the extent that additional funds are required to cover Company expenses, the Company anticipates receiving funds in the form of loans from financial institutions. However, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.

Item 7. Financial Statements.
-----------------------------

The response to Item 7 has been submitted as a separate section of this report beginning on page F-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
---------------------

   The Company has had no change in, or disagreements with, its principal independent accountant since its date of inception.

                                    PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
With Section 16(a) of the Exchange Act.
---------------------------------------

The Company's only employees at the present time are its officers and directors. The directors will serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Neither of the current officers and directors have experience with blank-check companies. There is no family relationship between any of the officers and directors of the Company. Neither of the officers and directors have been involved in material legal proceedings.

Information as to the directors and executive officers of the Company is as follows:

--------------------------------------------------------------------------------
Name/Address                              Age      Position
--------------------------------------------------------------------------------
David A. Wood                             44       President/Director
1322 Wellington Drive
North Vancouver, B.C. V7K 1L5
--------------------------------------------------------------------------------
David Wong                                44       Secretary/Treasurer/Director
680 East Fifth Avenue #215
Vancouver, B.C. V5T 1J2
--------------------------------------------------------------------------------

Mr. David Wood; President/Director.
-----------------------------------

Mr. Wood has been the President of the Company since February 12, 1999 and his current term expires at the next annual meeting. Mr. Wood holds a Bachelor of Commerce Degree from the University of Alberta in which he received in 1982. He has also received a Diploma in Urban Land Economics from the University of British Columbia in 1994. He is also a Real Estate Agent.

Mr. Woods was a Board Member of the Canadian Ski Instructors' Alliance (C.S.I.A.), British Columbia Committee, from 1985 to 1987. In 1987, he became a Director of C.S.I.A., National Board, and he held this position until 1992. He then became a Financial Planner for Principal Consultants, Edmonton from 1982 to 1983. There he was promoted from sales to Branch Manager, in which he was responsible for recruiting, training and management of an investment sales group. From 1983 to 1984, he was a Managing Partner at Hidden Ridge Recreations, Ltd. (Downhill and Cross Country Ski Area). Mr. Woods was responsible for pull program design, implementation and management for the operation of new ski venture. He was also responsible for recruiting, training and staff management, marketing and promotion, and all general area operations. From 1984 to 1990, Mr. Woods was the Assistant Director of the Ski School at Grouse Mountain Resorts, Ltd. There he was responsible for recruitment, staff training and development, staff scheduling, public relations and general operations, where he also managed 12 supervisors and, in turn, oversaw 120 instructors and staff. From 1991 to 1996, he was self-employed as a Real Estate Agent, with direct experience in staff training and development, real estate sales organisation, recruitment, sales, and business development. In 1996, he was a Mortgage Broker with Bank of Montreal. From 1996 through 1997, Mr. Woods was employed as a Mortgage Broker with Canada Trust, trust company. From 1997 to 1998, he was employed at Cypress Bowl Recreations, Ltd. in Off Mountain Sales and Marketing. Since 1998, he has been the Sales and Leasing Representative with Don Docksteader, an automobile dealer.

Mr. David Wong, Secretary/Treasurer/Director.
---------------------------------------------

Mr. Wong has served as the Secretary and Treasurer of the Company since he was elected to the Company's Board of Directors on February 12, 1999. His current term expires at the next annual meeting. Mr. Wong received designations as a Chartered Accountant in 1986 and a Certified Management Accountant in 1985. He holds a Bachelor of Science degree in Biology from Simon Fraser University which he received in 1976, and in 1981, he received a Masters of Science in Genetics and a Masters of Business Administration form the University of British Columbia. In 1996, he completed the four year program in Urban Land Economics from the Real Estate Division of the University of British Columbia.

After holding a number of auditing positions, Mr. Wong was appointed as Chief Financial Officer and Corporate Secretary of Detroit Diesel - Allison British Columbia, Ltd. in 1987. In 1992, Mr. Wong became a self-employed Financial Consultant, working with public companies that traded on the Vancouver Stock Exchange. In 1994, he took a position as Controller, CFO, and Corporate Secretary with Global Teleworks Corp., a start-up public company in Vancouver. He left in 1996 to accept a position as Controller with UAP/NAPA Auto Marine Electric, Ltd., a public auto-parts company with annual sales of approximately $800,000,000. Since 1998, Mr. Wong has been the Controller of Hollyburn Lumber Company, a private company that distributes lumber and building supplies.

Item 10: Executive Compensation.
--------------------------------

None of the Company's officers and/or directors receive any compensation for their respective services rendered to the Company, nor have they received such compensation in the past. They have agreed to act without compensation until authorised by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. As of December 31,1999, the Company has no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with the Company. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

No member of management of the Company will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein. It is anticipated that management will be compensated with stock options and/or salary, if a business combination is completed. The details of the stock options and/or salary have not yet been completed. It is expected that these details will be one of the items to be negotiated as part of the combination.

It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or more members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors is offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Company's Board of Directors but will be submitted to a vote of the shareholders as a result of the inability of the Board to affirmatively approve such a transaction.

Item 11: Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

At the close of the fiscal year ending December 31, 1999, there was no person known to the Company to be a beneficial owner of five percent (5%) or more of the Company's common stock, and none of the directors or officers owned any of the Company's common stock.

Item 12: Certain Relationships and Related Transactions.
--------------------------------------------------------

The Board of Directors has passed a resolution which contains a policy that the Company will not seek an acquisition or merger with any entity in which any of the Company's officers, directors, principal shareholders or their affiliates or associates serve as officer or director or hold any ownership interest. Management is not aware of any circumstances under which this policy may be changed through their own initiative.

Item 13: Exhibits and Reports on Form 8-K.
------------------------------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements.
---------------------

                                                                                                         Page
                                                                                                         ----
Independent Auditors' Report.......................................................................      F-1
Assets.............................................................................................      F-2
Liabilities and Stockholders' Equity...............................................................      F-3
Statement of Operations............................................................................      F-4
Statement of Stockholders' Equity..................................................................      F-5
Statements of Cash Flows...........................................................................      F-6
Notes to Financial Statements......................................................................      F-7

Exhibits.
---------

       (3)  Articles of Incorporation and By-Laws.

            3.1A  Original Articles of Incorporation*

            3.1B  Amended Articles of Incorporation*

            3.1C  Amended Articles of Incorporation*

            3.2   By-Laws*

       (4)  Instruments Defining the Rights of Security Holders, Including
                   Indentures.**

       (10) Material Contracts

            10.1 Memorandum of Agreement Between e-commerce group, Inc. and Greenfield Ventures Ltd. for e-commerce group, Inc. Corporate Introduction Services, dated 25/th/ October 1999.

            10.2 Memorandum of Agreement Between e-commerce group, Inc. and Greenfield Ventures Ltd. for e-commerce group, Inc. Recruitment Services, dated 25/th/ October 1999.

       (23) Consents of Experts and Counsel.

            23.1  Consent of Barry L. Friedman, Certified Public Accountant.

       (27) Financial Data Schedules.

            27.1 Financial Data Schedule as of December 31, 1999 for the fiscal year ended December 31, 1999.

Reports on Form 8-K.
--------------------

The Company did not file any current reports on Form 8-K during the fiscal year ending December 31, 1999.



* In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

** Instruments defining the rights of Security Holders have been included in 3.1A, 3.1B, 3.1C and 3.2 above.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

________________________________________________________________________
                            (e-commerce group, Inc.)

By                             /s/ David A. Wood
   ---------------------------------------------------------------------
                           (David A. Wood, President)

Date                            MARCH 28 2000
     -------------------------------------------------------------------

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By                            /s/ David A. Wood
   ---------------------------------------------------------------------
                    (David A. Wood, President and Director)

By                              /s/ David Wong
   ---------------------------------------------------------------------
                (David Wong, Secretary, Treasurer and Director)

Date                          MARCH 28 2000
     -------------------------------------------------------------------

                             E-COMMERCE GROUP INC.
                (FORMERLY DALTON INTERNATIONAL RESOURCES, INC.)
               (FORMERLY ADVANCED SUSPENSION TECHNOLOGIES, INC.)
                         (A DEVELOPMENT STAGE COMPANY)


                             FINANCIAL STATEMENTS
                             --------------------
                              December 31, 1999
                              December 31, 1998
                              December 31, 1997

                               TABLE OF CONTENTS
                               -----------------

                                                                            PAGE
                                                                            ----
INDEPENDENT AUDITORS' REPORT..............................................     1

ASSETS....................................................................     2

LIABILITIES AND STOCKHOLDERS' EQUITY......................................     3

STATEMENT OF OPERATIONS...................................................     4

STATEMENT OF STOCKHOLDERS' EQUITY.........................................     5

STATEMENT OF CASH FLOWS...................................................     6

NOTES TO FINANCIAL STATEMENTS.............................................   7-8

                            BARRY L. FRIEDMAN, P.C.
                          Certified Public Accountant

1582 TULITA DRIVE                                          OFFICE (702) 361-8414
LAS VEGAS, NEVADA 89123                                   FAX NO. (702) 896-0278

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

Board Of Directors                                             February 15, 2000
e-commerce group Inc.
Las Vegas, Nevada

     I have audited the Balance Sheets of e-commerce group Inc., (Formerly Dalton International, Resources, Inc.), (A Development Stage Company), as of December 31, 1999, December 31, 1998, and December 31, 1997, and the related Statements of Operations, Stockholders' Equity and Cash Flows for the three years ended December 31, 1999, December 31, 1998, and December 31, 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of e-commerce group Inc., (Formerly Dalton International Resources, Inc.), (A Development Stage Company), at December 31, 1999, December 31, 1998, and December 31, 1997, and the results of its operations and cash flows for the three years ended December 31, 1999, December 31, 1998, and December 31, 1997, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, the Company has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Barry L. Friedman
---------------------------
Barry L. Friedman
Certified Public Accountant

                             E-COMMERCE GROUP INC.
                (FORMERLY DALTON INTERNATIONAL RESOURCES, INC.)
               (FORMERLY ADVANCED SUSPENSION TECHNOLOGIES, INC.)
                         (A Development Stage Company)


                                 BALANCE SHEET
                                 -------------


                                    ASSETS
                                    ------

                                             December  December  December
                                             31, 1999  31, 1998  31, 1997
                                             --------  --------  --------

CURRENT ASSETS                               $      0  $      0  $      0
                                             --------  --------  --------

     TOTAL CURRENT ASSETS                    $      0  $      0  $      0
                                             --------  --------  --------

OTHER ASSETS                                 $      0  $      0  $      0
                                             --------  --------  --------

     TOTAL OTHER ASSETS                      $      0  $      0  $      0
                                             --------  --------  --------

     TOTAL ASSETS                            $      0  $      0  $      0
                                             ========  ========  ========

The accompanying notes are an integral part of these financial statements.

                            E-COMMERCE GROUP INC.,
                (FORMERLY DALTON INTERNATIONAL RESOURCES, INC.)
              (FORMERLY ADVANCED SUSPENSION TECHNOLOGIES, INC.),
                         (A Development Stage Company)

                                 BALANCE SHEET
                                 -------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

                                             December  December  December
                                             31, 1999  31, 1998  31, 1997
                                             --------  --------  --------
CURRENT LIABILITIES
   Officers Advances (Note #6)               $  3,755  $      0  $      0
                                             --------  --------  --------

  TOTAL CURRENT LIABILITIES                  $  3,755  $      0  $      0
                                             --------  --------  --------

STOCKHOLDERS' EQUITY (Note #1)

   Common stock, $.001 par value
   authorized 100,000,000 shares
   issued and outstanding at
   December 31, 1997-6,000,000 shs                               $  6,000
   December 31, 1998-6,000,000 shs                     $  6,000
   December 31, 1999-6,000,000 shs           $  6,000

   Additional paid in Capital                  -3,500    -3,500    -3,500

   Deficit accumulated during
   the development stage                       -6,255    -2,500    -2,500
                                             --------  --------  --------

  TOTAL STOCKHOLDERS' EQUITY                 $ -3,755  $      0  $      0
                                             --------  --------  --------

 TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                        $      0  $      0  $      0
                                             ========  ========  ========

   The accompanying notes are an integral part of these financial statements

                             E-COMMERCE GROUP INC.
                (FORMERLY DALTON INTERNATIONAL RESOURCES, INC.)
               (FORMERLY ADVANCED SUSPENSION TECHNOLOGIES, INC.)
                         (A Development Stage Company)

                            STATEMENT OF OPERATIONS
                            -----------------------

                                 Year        Year       Year     Jan. 7, 1993
                                 Ended      Ended      Ended     (inception)
                                Dec. 31,   Dec. 31,   Dec. 31,    to Dec. 31,
                                  1999       1998       1997         1999
                                --------   --------   --------   -------------
REVENUE:                        $      0   $      0   $      0    $          0
                                --------   --------   --------   -------------
EXPENSES:
  General, Selling
  and Administrative            $  3,755   $      0   $      0    $      6,255
                                --------   --------   --------   -------------

      Total Expenses            $  3,755   $      0   $      0    $      6,255
                                --------   --------   --------   -------------

Net Profit/Loss (-)             $ -3,755   $      0   $      0    $     -6,255
                                ========   ========   ========   =============

Net Profit/Loss (-)
per weighted
share (Note #1)                 $  .0006   $  .0000   $  .0000    $     -.0010
                                ========   ========   ========   =============

Weighted average
number of common
shares outstanding             6,000,000  6,000,000  6,000 000       6,000,000
                               =========  =========  =========   =============

   The accompanying notes are an integral part of these financial statements

                             E-COMMERCE GROUP INC.
                (FORMERLY DALTON INTERNATIONAL RESOURCES, INC.)
               (FORMERLY ADVANCED SUSPENSION TECHNOLOGIES, INC.)
                         (A Development Stage Company)

                 STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                 --------------------------------------------

                                                                      Additional     Accumu-
                                           Common Stock                paid-in       lated
                                           ------------
                                     Shares           Amount           capital      Deficit
                                   -----------    -------------      ------------ -----------
Balance,
December 31, 1996                   6,000,000        $  6,000        $  -3,500      $ -2,500

Net loss year ended                                                                        0
December 31, 1997                   ---------        --------        ---------      --------

Balance,
December 31, 1997                   6,000,000        $  6,000        $  -3,500      $ -2,500

Net loss year ended                                                                        0
December 31, 1998                   ---------        --------        ---------      --------

Balance,
December 31, 1998                   6,000,000        $  6,000        $  -3,500      $ -2,500

Net loss year ended                                                                   -3,755
December 31, 1999                   ---------        --------        ---------      --------

Balance,
December 31, 1999                   6,000,000        $  6,000        $  -3,500      $ -6,255
                                    =========        ========        =========      ========


The accompanying notes are an integral part of these financial statements.

                             E-COMMERCE GROUP INC.
                (FORMERLY DALTON INTERNATIONAL RESOURCES, INC.)
               (FORMERLY ADVANCED SUSPENSION TECHNOLOGIES, INC.)
                         (A Development Stage Company)

                            STATEMENT OF CASH FLOWS
                            -----------------------

                                                          Year          Year           Year         Jan. 3, 1993
                                                          Ended         Ended         Ended         (inception)
                                                        Dec. 31,      Dec. 31,       Dec. 31,       to Dec. 31,
                                                          1999          1998           1997             1999
                                                        ---------     ---------     ----------     -----------
Cash Flows from Operating Activities
 Net Loss                                              $  -3,755     $        0    $         0     $    -6,255
 Adjustment to reconcile net loss to net cash
 provided by operating activities                              0              0              0               0
Changes in assets and liabilities
 Officers Advances                                        +3,755              0              0     $    +3,755
                                                       ---------     ----------    -----------     -----------

Net cash used in operating activities                  $       0     $        0    $         0     $    -2,500

Cash Flows from investing activities                           0              0              0     $         0

Cash Flows from Financing Activities
 Issuance of common stock                                      0              0              0          +2,500
                                                       ---------     ----------    -----------     -----------

Net increase (decrease) in cash                        $       0     $        0    $         0     $         0

Cash,
beginning of period                                            0              0              0               0
                                                       ---------     ----------    -----------     -----------

Cash,
end of period                                          $       0     $        0    $         0     $         0
                                                       =========     ==========    ===========     ===========

The accompanying notes are an integral part of these financial statements

                             E-COMMERCE GROUP INC.
                (FORMERLY DALTON INTERNATIONAL RESOURCES, INC.)
               (FORMERLY ADVANCED SUSPENSION TECHNOLOGIES, INC.)
                         (A Development Stage Company)


                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
          December 31, 1999, December 31, 1998, and December 31, 1997

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was organized January 7, 1993, under the laws of the State of Nevada, as Advanced Suspension Technologies, Inc. The company currently has no operations and, in accordance with SFAS #7, is considered a development stage company.

     On January 7, 1993, the company issued 2,000,000 shares of its $.001 par value common stock for services of $2,500.00

     On June 21, 1996, the State of Nevada approved the Company's restated Articles of Incorporation, which increased it's capitalization from 50,000,000 common shares to 100,000,000 common shares, the par value remained unchanged at $.001.

     On December 27, 1996, the State of Nevada approved the Company's restated Articles of Incorporation, which increased it's capitalization from 3,000,000 common shares to 50,000,000 common shares, the par value remained unchanged at $.001.

     On December 27, 1996, the company forward split it's common stock 3:1, thus increasing the number of outstanding common stock shares from 2,000,000 shares to 6,000,000 shares.

     On December 27, 1996, the Company changed it's name to Dalton International Resources, Inc.

     On August 12, 1999, the Company changed it's name to e-commerce group Inc.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

     Accounting policies and procedures have not been determined except as follows:

     1.   The Company uses the accrual method of accounting.

     2. Earnings per share is computed using the weighted average number of shares of common stock outstanding.

     3. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

                             E-COMMERCE GROUP INC.
                (FORMERLY DALTON INTERNATIONAL RESOURCES, INC.)
               (FORMERLY ADVANCED SUSPENSION TECHNOLOGIES, INC.)
                         (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS CONTINUED
                    ---------------------------------------
         December 31, 1999, December 31, 1998, and December 31, 1997

NOTE 3 - GOING CONCERN

     The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source or revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a merger with an existing operating company.

NOTE 4 - RELATED PARTY TRANSACTION

     The Company neither owns or leases any real or personal property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5 - WARRANTS AND OPTIONS

     There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 6 - OFFICERS ADVANCES

     While the Company is seeking additional capital through a merger with an existing operating company, an officer of the Company has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free.