Form 10QSB
period 2000-03-31
E COMMERCE GROUP INC
filed 2000-05-19
CIK 1093876

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2000
                                --------------

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number:  000-27139
                         ---------

                            e-commerce group, Inc.
                            ----------------------
            (Exact name of registrant as specified in its charter)

             Nevada                                     88-0293704
             ------                                     ----------
    (State of incorporation)                (I.R.S. Employer Identification No.)

3675 Pecos-McLeod, Suit 1400, Las Vegas, NV               89121
-------------------------------------------               -----
  (Address of principal executive offices)              (Zip Code)

                                (702) 866-2500
                                --------------
             (Registrant's telephone number, including area code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes   X    No  ___
                              ---

As of March 31, 2000, 6,000,000 shares of the registrant's Common Stock, $.001 par value, were outstanding.

                                    PART I
                             FINANCIAL INFORMATION

Item 1. Financial Statements.
-----------------------------

The response to Item 1 has been submitted as a separate section of this Report beginning on page F-1.

Item 2. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

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

Since its inception on January 7, 1993, the Company has engaged in no significant operations other than undertaking organisational activities, filing a registration statement for small business issuers on Form 10-SB with the SEC, complying with periodical SEC reporting requirements and attempting to identify suitable merger or acquisition candidates. As of March 31, 2000, the Company had not signed any letters of intent or entered into any agreements with suitable acquisition candidates. The Company has generated no revenue since its inception.

In the coming quarters, the Company intends to continue its efforts to identify suitable acquisition candidates, and, when a suitable candidate is found, to complete a business acquisition. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with (1) locating and evaluating acquisition candidates; (2) completing one or more business acquisitions; (3) complying with the reporting requirements of the Securities Exchange Act of 1934; and (4) attending to general and administrative matters. The Company does not expect to generate revenues until a business acquisition has been completed. Further, the Company may continue to operate at a loss after completing the acquisition, depending on the performance of the acquired business.

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

                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

Item 2. Changes in Securities.
------------------------------

None.

Item 3. Defaults Upon Senior Securities.
----------------------------------------

None.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

None.

Item 5. Other Information.
--------------------------

In order to effectuate the Company's plan to seek, investigate and acquire an interest in one or more business opportunities, the Company appointed Mr. Anthony Arnold as CEO of the Company on March 7, 2000. The Company expects that Mr. Arnold will help it to realise its goals of identifying suitable acquisition candidates, and, when a suitable candidate is found, completing a business acquisition.

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

Financial Statements.
---------------------

                                                                        Page
                                                                        ----
Assets..............................................................     F-1
Liabilities and Stockholders' Equity................................     F-2
Statement of Operations.............................................     F-3
Statement of Stockholders' Equity...................................     F-4
Statements of Cash Flows............................................     F-5
Notes to Financial Statements.......................................     F-6


Exhibits.
---------

     (3)  Articles of Incorporation and By-Laws.

          3.1A Original Articles of Incorporation*

          3.1B Amended Articles of Incorporation*

          3.1C Amended Articles of Incorporation*

          3.2  By-Laws*

     (4) Instruments Defining the Rights of Security Holders, Including Indentures.**

     (10) Material Contracts

          10.1 Memorandum of Agreement Between e-commerce group, Inc. and Greenfield Ventures Ltd. for e-commerce group, Inc. Corporate Introduction Services, dated 25 October 1999.*

          10.2 Memorandum of Agreement Between e-commerce group, Inc. and Greenfield Ventures Ltd. for e-commerce group, Inc. Recruitment Services, dated 25 October 1999.*

          10.3 Agreement Between e-commerce group, Inc. and Tony Arnold dated March 5, 2000.

          10.4 Convertible Promissory Note, in the Original Principal Amount of $352,500, Payable to S.C. Management Ltd., dated March 7, 2000.

          10.5 General Security Agreement Between e-commerce group, Inc. and S.C. Management Ltd., dated March 7, 2000.

     (27) Financial Data Schedule.

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

     Reports on Form 8-K.
     --------------------

     The Company did not file any current reports on Form 8-K during the quarter ending March 31, 2000.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

________________________________________________________________________________

                            e-commerce group, Inc.
      /s/ Tony Arnold
By _____________________________________________________________________________

                               Tony Arnold, CEO
      17 May 2000
Date ___________________________________________________________________________

                             E-COMMERCE GROUP INC
                (FORMERLY DALTON INTERNATIONAL RESOURCES INC.)
               (FORMERLY ADVANCED SUSPENSION TECHNOLOGIES INC.)
                         (A DEVELOPMENT STAGE COMPANY)



                             FINANCIAL STATEMENTS
                             --------------------
                                 March 31 2000
                               December 31 1999
                               December 31 1998

                  TABLE OF CONTENTS
                  -----------------

                                                     PAGE
                                                     ----
ASSETS                                                  1

LIABILITIES AND STOCKHOLDERS' EQUITY                    2

STATEMENT OF OPERATIONS                                 3

STATEMENT OF STOCKHOLDERS' EQUITY                       4

STATEMENT OF CASH FLOWS                                 5

NOTES TO FINANCIAL STATEMENTS                         6-8

                                 BALANCE SHEET
                                 -------------


                                    ASSETS
                                    ------


                                  March      December    December
                                  31, 2000   31, 1999    31, 1998


CURRENT ASSETS                    $ 93,330   $      0    $      0

     TOTAL CURRENT ASSETS         $ 93,330   $      0    $      0

OTHER ASSETS                      $      0   $      0    $      0

     TOTAL OTHER ASSETS           $      0   $      0    $      0

     TOTAL ASSETS                 $ 93,330   $      0    $      0
                                  ========   ========    ========



The accompanying notes are an integral part of these financial statements

                                   Page F-1

                                 BALANCE SHEET
                                 -------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------



                                     March      December    December
                                     31, 2000   31, 1999    31, 1998


CURRENT LIABILITIES
     Promissory note                 $ 165,000  $       0   $       0
     Officers Advances (Note #6)     $   4,855  $   3,755   $       0
     Accounts Payable                $   1,965  $       0   $       0
                                     ---------  ---------   ---------

TOTAL CURRENT LIABILITIES            $ 171,820  $   3,755   $       0


STOCKHOLDERS' EQUITY (Note #1)

Common stock, $.001 par value
Authorised 100,000,000 shares
Issued and outstanding at
December 31, 1998 - 6,000,000 shs                           $   6,000
December 31, 1999 - 6,000,000 shs               $   6,000
March 31, 2000 - 6,000,000 shs       $   6,000

Additional paid in Capital              -3,500     -3,500      -3,500

Deficit accumulated during the
development stage                       80,990     -6,255      -2,500

TOTAL STOCKHOLDERS' EQUITY           $  78,490  $  -3,755   $       0

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                 $  93,330  $       0   $       0



The accompanying notes are an integral part of these financial statements

                            STATEMENT OF OPERATIONS
                            -----------------------

                                   Page F-2

                        Jan 1 2000 to  Year ended   Year ended    Jan 7 1993
                        Mar 31 2000    Dec 31 1999  Dec 31 1998   (inception) to
                                                                  Mar 31 2000

-------------------------------------------------------------------------------

REVENUE:                $        0     $         0  $         0   $        0


EXPENSES:
   General, Selling
   And administrative   $  -73,635     $     3,755  $         0   $   80,990

Total Expenses          $  -73,635     $     3,755  $         0   $   80,990

Net Profit/Loss (-)     $  -73,636          -3,755  $         0   $   80,990
                        ==========     ===========  ===========   ==========


Net loss per share-
   Basic                $   -0,012     $    -,0006          NIL   $    ,0135
   Diluted              $   -0.012     $            $             $
                        ==========     ===========  ===========   ==========


Weighted average
number of common
shares outstanding       6,000,000       6,000,000    6,000,000    6,000,000



Diluted common
Shares outstanding       6,400,000



The accompanying notes are an integral part of these financial statements

                                   Page F-3

                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 --------------------------------------------


                                                  Additional   Accumu-
                              Common Stock        paid-in      lated
                              ------------
                            Shares    Amount      Capital      Deficit

Balance
December 31 1997           6,000,000  $ 6,000     $  -3,500    $   -2,500

Net loss year ended
December 31 1998                                                        0


                          ----------  -------     ---------    ----------


Balance
December 31 1998           6,000,000  $ 6,000     $  -3,500    $   -2,500

Net loss year ended
December 31 1999                                                   -3,755

                           ---------  -------     ---------    ----------


Balance
December 31 1999           6,000,000  $ 6,000     $  -3,500    $   -6,255

Net loss
January 1 2000 to
March 31 2000                                                     -73,635

                           ---------  -------     ---------    ----------
Balance
March 31 2000              6,000,000  $ 6,000     $  -3,500    $  -80,990

                           =========  =======     =========    ==========


The accompanying notes are an integral part of these financial statements

                                   Page F-4

                            STATEMENT OF CASH FLOWS
                            -----------------------

                           Jan 2000 to  Year ended   Year ended     Jan 7 1993
                           Mar 31 2000  Dec 31 1999  Dec 31 1998  (inception) to
                                                                   Mar 31 2000

                           -----------------------------------------------------
Cash Flows from
Operating Activities
  Net Loss                 $   -74,735   $   -3,755      $     0     $   -80,990
  Adjustment to
  reconcile net loss
  to net cash
  provided by operating
  activities                    +1,965            0            0          +1,965

Changes in assets and
liabilities
  Officers Advances             +1,100       +3,755            0          +4,855
                           -----------   ----------      -------     -----------

Net cash used in
operating activities       $   -71,670   $        0      $     0     $   -74,170

Cash Flows from
investing activities                 0            0            0               0

Cash Flows from
Financing Activities
  Issuance of common
  Stock                              0            0            0          +2,500
  Promissory notes            +165,000                                  +165,000
                           -----------   ----------      -------     -----------
Net increase (decrease)
in cash                    $    93,330   $        0      $     0     $    93,330

Cash
beginning of period                  0            0            0               0
                           -----------   ----------      -------     -----------

Cash
end of period              $    93,330   $        0      $     0     $    93,330
                           ===========   ==========      =======     ===========

The accompanying notes are an integral part of these financial statements

                                   Page F-5

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
             March 31 2000, December 31 1999 and December 31 1998


NOTE 1 - HISTORY AND ORGANISATION OF THE COMPANY

The Company was organized January 7 1993 under the laws of the State of Nevada, as Advanced Suspension Technologies Inc. The company currently has no operations and, in accordance with SFAS #7, is considered a development stage company.

On January 7 1993 the company issued 2,000,000 shares of its $.001 par value common stock for services of $2,500.00

On June 21 1996, the State of Nevada approved the Company's restated Articles of Incorporation, which increased its capitalization from 3,000,000 common shares to 50,000,000 common shares, the par value remained unchanged at $.001.

On December 27 1996 the State of Nevada approved the Company's restated Articles of Incorporation, which increased its capitalization from 50,000,000 common shares to 100,000,000 common shares, the par value remained unchanged at $.001.

On December 27 1996, the company forward split its common stock 3:1, thus increasing the number of outstanding common stock shares from 2,000,000 shares to 6,000,000 shares.

On December 27 1996, the Company changed its name to Dalton International Resources Inc.

On August 12 1999, the Company changed its name to e-commerce Group Inc.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

Accounting policies and procedures have not been determined except as follows:

1.   The company uses the accrual method of accounting.

2. Earnings per share is computed using the weighted average of shares of common stock outstanding.

3. The company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

                                   Page F-6

                    NOTES TO FINANCIAL STATEMENTS CONTINUED
                    ---------------------------------------
             March 31 2000, December 31 1999 and December 31 1998



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

NOTE 4 - RELATED PARTY TRANSACTION

The Company neither owns or leases any real or personal property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict of selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5 - WARRANTS AND OPTIONS

There are no warrants or options outstanding save those described in note 7 to acquire any additional shares of common stock.

NOTE 6 - OFFICERS ADVANCES

While the Company is seeking additional capital through a merger with an existing operating company, an officer of the company has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free.

NOTE 7 - CONVERTIBLE PROMISORY NOTE

A promissory note for $352,500 has been made by the company to S C Management Limited.

                                   Page F-7

                    NOTES TO FINANCIAL STATEMENTS CONTINUED
                    ---------------------------------------
               March 31 2000, December 31 1999 and December 1998



The note is repayable either on demand or on February 28 2002 whichever is the sooner and incurs interest at 9% per annum.

The promissory note may be converted by the lender into units up to the limit of 200,000. If some of the note has been repaid the units will be issued in proportion to the amounts outstanding.

A unit consists of one share of common stock at $0.001 par value and a warrant to purchase one share at $2.00. The warrant will expire 28 February 2002.

The option to purchase may also be exercisable on a "cashless" basis. The holder therefore may pay cash for Shares at the rate of $2.00 per Share or alternatively and without payment of cash, receive that number of Shares which is equal to X in the following equation:

X=Y(A-B)
  ------
      A

Where:

X =   the number of Shares to be issued to the holder of the Warrant;
Y =   the number of Warrants which are being exercised;
A = the greater of $2.00 and the fair market value of one Share as at the date the notice of exercise of the Warrant is received by e-commerce group inc; and
B =   $2.00

As security for the note the company has issued a floating charge over its assets.

                                   Page F-8