Form 10QSB
period 2000-06-30
E COMMERCE GROUP INC
filed 2000-08-14
CIK 1093876

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2000
                                    -------------

                                      or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number:    000-27139
                           ---------

                            e-commerce group, Inc.
                            ----------------------
        (Exact name of Small Business Issuer as specified in its charter)

                 Nevada                                     88-0293704
                 ------                                     ----------
(State or other jurisdiction of incorporation)          (I.R.S. Employer
                                                        Identification No.)

3675 Pecos-McLeod, Suit 1400, Las Vegas, NV                         89121
-------------------------------------------                         -----
           (Address of principal executive offices)               (Zip Code)

                                 (702) 866-2500
                                 --------------
                (Issuer's telephone number, including area code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes   X           No
                                              ---             ---

As of June 30, 2000, 6,005,000 shares of the registrant's Common Stock, $.001 par value, were outstanding.

                                    PART I
                             FINANCIAL INFORMATION

Item 1. Financial Statements.
----------------------------

The response to Item 1 has been submitted as a separate section of this Report beginning on page F-1.

Item 2. Management's Discussion and Analysis or Plan of Operation.
-----------------------------------------------------------------

Information contained in this Report contains forward-looking statements such as statements of the Company's plans, objectives, expectations and intentions, that can often be identified by the use of forward-looking terminology, such as "may," "will," "expect," "anticipate," "believe," "plan," "intend," "could," "estimates," "is being" or "goal" or other variations of these terms or comparable terminology. All forward-looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to materially differ include known and unknown risks, including, without limitation, the early stage of the e-commerce market, the Company's ability to manage its growth, the ability of the Company to develop and successfully market new products, the Company's ability to successfully integrate the operations of Sports Fitness & Leisure, Limited ("SFL"), the continuation of SFL's alliance with The Prudential Assurance Company Limited, the retention of key technical and other personnel, rapid technological change and intense competition, The cautionary statements made in this Report should be read as being applicable to all forward-looking statements wherever they appear in this Report. The Company's actual results could differ materially from those discussed herein.

Plan of Operation

The Company's plan of operation is to seek, investigate, and if such investigation warrants, acquire an interest in one or more business opportunities presented to it. Although the Company is not required to restrict its search to any specific business, industry, or geographical location, it has recently decided to focus its search on companies engaged in the electronic commerce ("e-commerce") industry. Management is currently in the process of identifying suitable candidates for acquisition and, on July 6, 2000, acquired all of the outstanding shares of Sports Fitness & Leisure Limited ("SFL"). See "Acquisition of Sports Fitness & Leisure Limited" below. However, if management subsequently decides that any other companies under consideration are not suitable acquisition candidates, or if a suitable candidate in another industry is located, management may complete transactions with another company or companies including those in other industries.

Since its inception on January 7, 1993, the Company has engaged in no significant operations other than undertaking organisational activities, filing a registration statement for small business issuers on Form 10-SB with the SEC, complying with periodical SEC reporting requirements and attempting to identify suitable merger or acquisition candidates. As of June 30, 2000, other than with respect to the acquisition of SFL described below, the Company had not signed any letters of intent or entered into any agreements with suitable acquisition candidates. The Company has generated no revenue since its inception.

In the coming quarters, the Company intends to continue its efforts to identify suitable acquisition candidates, and, when a suitable candidate is found, to complete a business acquisition. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with (1) locating and evaluating acquisition candidates; (2) completing one or more business acquisitions; (3) complying with the reporting requirements of the Securities Exchange Act of 1934; and (4) attending to general and administrative matters. Other than through the operations of SFL, the Company does not expect to generate revenues until additional business acquisitions have been completed. Further, the Company may continue to operate at a loss after completing any acquisitions, depending on the performance of the acquired businesses.

In order to cover the costs described above, the Company believes that it will require additional capital of approximately $3,500,000. This additional capital will be required whether or not the Company is able to complete any additional business acquisition during the current fiscal year. Further, once additional acquisitions are completed, the Company's need for additional financing is likely to increase substantially. Other than as set forth below, the Company has no current plans, proposals or understandings to raise additional capital through the sale or issuance of additional securities. To the extent that additional funds are required to cover Company expenses, the Company anticipates receiving funds in the form of loans from financial institutions. However, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.

Since March 2000, the Company has financed its operations almost exclusively from the proceeds of a convertible loan facility from S.C. Management Ltd., as amended, of up to $2.5 million, $2,070,000 of which remains available for borrowing thereunder by the Company as of the date of this report. Borrowings under this loan facility are repayable, together with interest at the rate of 9% per annum, upon the earlier to occur of five days from the date the lender demands repayment or February 28, 2002. Further, the lender has the option to convert the outstanding principal amount of the note into up to 1,420,455 units, each unit consisting of one share of the Company's common stock, $.001 par value (the "Common Stock") and warrants to purchase one share of Common Stock at an exercise price of $2.00 per share.

Acquisition of Sports Fitness Leisure Limited

         On July 6, 2000, pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement"), the Company acquired all of the outstanding capital stock of SFL, a United Kingdom corporation headquartered in Romsey, England, from the holders of all of the issued and outstanding capital stock of SFL (the "SFL Shareholders"). In consideration for the SFL shares, the Company (i) issued an aggregate of 385,000 shares of its Common Stock to the SFL Shareholders, and
(ii) agreed to either (a) make a cash payment of $350,000 to the SFL Shareholders on or before July 16, 2001 from the proceeds received by the Company from a round or rounds of financing resulting in aggregate cash proceeds of at least $350,000, or (b) if no such financing or financings have been completed by July 6, 2001, issue 107,700 additional shares of Common Stock to the SFL Shareholders.

         In connection with the Stock Purchase Agreement, the Company has granted the SFL Shareholders certain "piggyback" registration rights with respect to the Common Stock issued to them, which rights terminate on the earlier to occur of July 6, 2005 or the inclusion by the Company of such shares in three registration statements under the Securities Act of 1933, as amended.

        SFL and its subsidiaries are engaged in the business of the marketing and electronic sales of a money purchase occupational Pension Scheme approved by the United Kingdom Inland Revenue under Chapter I of the United Kingdom Income and Corporation Taxes Act 1988, known as the Sports Fitness and Leisure Pension Scheme (the "Scheme"). The Scheme is underwritten by The Prudential Assurance Company Limited ("Prudential"), and is directed towards small and medium-sized businesses in the sports, fitness and leisure industries in the United Kingdom and their employees. SFL's objective is to become the dominant internet portal in the United Kingdom serving the lifestyle, financial and health needs of small and medium-sized businesses in the sports, fitness and leisure industries and their employees. Since its formation, SFL has worked closely with government and industry leaders in structuring the reform of social security systems and in particular the introduction of stakeholder pensions. Pursuant to The Welfare Reform and Pensions Act 1999 and The Stakeholder Pension Schemes Regulations 2000-SI1403 in the United Kingdom (together, the "Stakeholder Legislation"), which goes into effect in April 2001, employers employing at least five persons in the United Kingdom will be required to provide, as a benefit, participation in a stakeholder pension plan beginning in October 2001. A stakeholder pension is a money purchase pension that is established under trust and that meets the requirements set forth in the Stakeholder Legislation. One such requirement limits administration fees to one percent of the amount of the fund. The final requirements for such stakeholder pension schemes are expected to be announced in October 2000. Following such announcment SFL intends to qualify the Scheme as a stakeholder pension scheme, and to enter into an administration agreement with a third-party stakeholder trustee for such purpose. There can be no assurance, however, that SFL will achieve its objectives, that the Scheme will qualify as a stakeholder pension scheme or that such qualification will result in a significant increase in the number of members participating in the Scheme.

         Pursuant to its agreement with Prudential (the "Prudential Agreement"), SFL is required to create, develop and administer an association (the "Association") of employers principally in the sports, fitness and leisure industries, to promote the Scheme to members of the Association and to perform certain other marketing services relating thereto, including the preparation of promotional materials, to maintain a web-site and database relating to the Scheme and the Association and to design software which will enable online access to information relating to the Scheme to members of the Association. The Association has been formed and the Scheme became operational in January 2000.

         Under the terms of the Prudential Agreement, Prudential agreed to pay SFL a service fee equal to (pound)1,158,736, plus VAT, (pound)758, 736 of which has been paid to date. Further, SFL is required to share with Prudential membership fees paid by participants in the Scheme to a maximum of (pound)1,626,875, payable on July 31 of each year. Further, Prudential has agreed not to promote any similar pension scheme to employers and employees within the sports, fitness and leisure industries, although it may provide individual pension arrangements for individual employers and employees within such industries and SFL has agreed not to promote any pension scheme that competes with the Scheme. The Prudential Agreement is terminable under certain circumstances, including upon a breach by either party of the agreement, or if Prudential is replaced as the insurer or administrator of the Scheme, or if SFL fails to substantially meet certain targets.

         As a result of the SFL acquisition, the Company currently has 12 full-time employees and two part-time employees. Also in connection with the SFL transaction, effective July 11, 2000, the Company appointed Richard Nichols, the Managing Director of SFL, to serve on its Board of Directors and entered into an Employment Agreement with Mr. Nichols pursuant to which he will serve as the Chief Operating Officer of the Company and the Managing Director of SFL for an annual base salary of (pound)75,000, plus a bonus of up to (pound)25,000 under the Company's bonus scheme. After the first anniversary of his employment with the Company, Mr. Nichols will be entitled to receive options under a stock option plan to be adopted by the Company. Under the agreement, the Company may terminate Mr. Nichols' employment without cause upon 12 months notice and may, in lieu of continuing his employment after such notice of termination is given, pay Mr. Nichols a severance payment equal to his base salary for the remainder of the unexpired notice period. Further, Mr. Nichols has agreed not to compete with the Company, solicit any of the Company's customers or employees or disclose any confidential information or trade secrets during the term of his employment and for certain periods of time following the termination of such employment.

                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings.
-------------------------

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

Item 2. Changes in Securities.
-----------------------------

On June 28, 2000, the Company issued an aggregate of 5,000 shares of its Common Stock to its former lawyers in payment of legal services provided by such individuals. These shares were issued pursuant to a Registration Statement on Form S-8 filed under the Securities Act of 1933, as amended (the "Act").

On July 25, 2000, the Company issued a warrant exercisable through July 24, 2001 to purchase 25,000 shares of its Common Stock at an exercise price of $1.00 per share to Greenfield Ventures Ltd. pursuant to the terms of a Termination Agreement. These warrants were issued in reliance upon an exemption from the registration requirements of the Act provided by Section 4(1) of the Act as a transaction not involving a public offering.

On July 6, 2000, pursuant to a stock purchase agreement, the Company issued an aggregate of 385,000 shares of Common Stock to the shareholders of Sports Fitness & Leisure Limited at a price equivalent to $3.25 per share. These shares were issued in reliance upon an exemption from the registration requirements of the Act provided by Regulation S promulgated thereunder.

On July 31, 2000 the Company issued an Amended and Restated Convertible Promissory Note to S.C. Management Ltd. ("SCM") in the amount of up to $2,500,000, which note is convertible into up to 1,420,455 Units for the principal amount of the note, each Unit consisting of one share of Common Stock and a warrant to purchase one share of Common Stock through February 28, 2002 at an exercise price of $2.00. On August 10, 2000, the Company agreed to issue 300,000 shares of Common Stock to SCM in exchange for prior consulting services rendered by SCM to the Company, and agreed to issue options to purchase up to 200,000 shares of Common Stock to SCM, 100,000 of which shall be granted on January 1, 2001 and immediately exercisable for a five-year period at an exercise price of $2.00 per share and 100,000 of which shall be granted on January 1, 2002 and immediately exercisable for a five-year period at an exercise price of $2.50 per share.

Item 3. Defaults Upon Senior Securities.
---------------------------------------

None.

Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

None.

Item 5. Other Information.
-------------------------

On July 6, 2000, under a Stock Purchase Agreement dated as of June 30, 2000, the Company acquired all of the outstanding capital stock of SFL. For more information regarding this transaction, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Acquisition of Sports Fitness & Leisure Limited", herein.

On July 5, 2000, Barry L. Friedman resigned his engagement as the Company's independent auditor. As a result of the acquisition of SFL, the Company's Board of Directors authorized management of the Company to engage Ernst & Young as the Company's principal independent auditors for the fiscal year ended December 31, 2000 for the purposes of rendering an audit opinion for the Company's consolidated financial statements as well as conducting an audit of SFL's operations located in England and on July 12, 2000, Ernst & Young was engaged for such purposes.

On April 4, 2000, Tony Arnold, the Chief Executive Officer of the Company, was appointed President and a Director.

On July 11, 2000, Richard C. Nichols was appointed Chief Operating Officer of the Company, Managing Director of SFL and a Director and Jeremy Payne was appointed Chief Financial Officer and a Director.

On July 31, 2000 the Company issued an Amended and Restated Convertible Promissory Note (the "Note") to S.C. Management Ltd. ("SCM") in the amount of up to $2,500,000. Borrowings under the Note are repayable, together with interest at the rate of 9% per annum, upon the earlier to occur of five days from the date SCM demands repayment or February 28, 2002. Further, SCM has the option to convert the outstanding principal amount of the note into up to 1,420,455 units, each Unit consisting of one share of Common Stock and a warrant exercisable through February 28, 2002 to purchase one share of Common Stock at an exercise price of $2.00. If the Company seeks to prepay the Note, SCM has the right to convert the Note and to require the Company to further borrow so much of the principal amount of the Note as has already been advanced and to permit it to convert such additional principal amount. Pursuant to the terms of the Note, the Company cannot issue additional shares of its Common Stock without the consent of SCM, which consent shall not be unreasonably withheld. Further, the Company has granted SCM a security interest in all of its assets to secure repayment of the Note.

  On August 10, 2000, the Company agreed to issue 300,000 shares of Common Stock to SCM in exchange for prior consulting services rendered by SCM to the Company, and entered into a Contractor Agreement with SCM pursuant to which SCM has agreed to provide certain financial advisory services to the Company in exchange for the issuance to SCM of options (the "Options") to purchase up to 200,000 shares of Common Stock, 100,000 of which shall be granted on January 1, 2001 and immediately exercisable for a five-year period at an exercise price of $2.00 per share and 100,000 of which shall be granted on January 1, 2002 and immediately exercisable for a five-year period at an exercise price of $2.50 per share.

In addition, the Company has agreed to register all of the shares issued to SCM, together with the shares underlaying the Note and the Options, under the Act no later than April 30, 2001 and to keep such registration statement effective until all of the shares of Common Stock beneficially owned by SCM have been disposed of. The Company will be liable to SCM for damages for the period from May 1, 2001 until the date such registration statement becomes effective at a per diem amount equal to $10,000 per day for each of the first 30 days following May 1, 2001; $15,000 per day for each of the next 30 days; and $20,000 per day for each day thereafter.

Item 6. Exhibits and Reports on Form 8-K.
----------------------------------------

Financial Statements.
--------------------
                                                                        Page
                                                                        ----
Table of Contents...................................................     F-1
Balance Sheet.......................................................     F-2
Statement of Operations.............................................     F-3
Statements of Cash Flows............................................     F-4
Notes to Financial Statements.......................................     F-5



(a) Exhibits.
------------

     (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

          2.1. Stock Purchase Agreement among e-commerce group, Inc., Sports Fitness & Leisure Ltd., Fortress Management Services Ltd., Brian Ridsdale, Paul Bagshawe, Michael Withers, Paul Callus & LG Multimedia Services Ltd. dated as of June 30, 2000 (schedules and exhibits to the Agreement are omitted and will be supplementally provided to the Commission upon request).*


     (3)  Articles of Incorporation and By-Laws.

          3.1A Original Articles of Incorporation*

          3.1B Amended Articles of Incorporation*

          3.1C Amended Articles of Incorporation*

          3.2  By-Laws*

          3.3  Articles of Association of Sports Fitness & Leisure Limited

          3.4  Memorandum of Association of Sports Fitness & Leisure Limited

     (4) Instruments Defining the Rights of Security Holders, Including Indentures.**

     (10) Material Contracts

          10.1 Memorandum of Agreement Between e-commerce group, Inc. and Greenfield Ventures Ltd. for e-commerce group, Inc. Corporate Introduction Services, dated 25th October 1999.*

          10.2 Memorandum of Agreement Between e-commerce group, Inc. and Greenfield Ventures Ltd. for e-commerce group, Inc. Recruitment Services, dated 25th October 1999.*

          10.3 Agreement Between e-commerce group, Inc. and Tony Arnold dated March 5, 2000. *

          10.4 Amended and Restated Convertible Promissory Note, in the Original Principal Amount of $352,500, Payable to S.C. Management Ltd., dated March 7, 2000. *

          10.5 General Security Agreement Between e-commerce group, Inc. and S.C. Management Ltd., dated March 7, 2000. *

          10.6 Employment Agreement between e-commerce group, Inc. and Richard Nichols dated as of July 11, 2000 *

          10.7 Agreement between the Prudential Assurance Company Limited and Sports Fitness & Leisure Limited dated August 13, 1999

          10.8 Termination Agreement between e-commerce group, Inc. and Greenfield Ventures Ltd. dated as of July 20, 2000

          10.9 Warrant to purchase Common Stock issued to Greenfield Ventures Ltd. dated July 25, 2000

          10.10 Amended and Restated Convertible Promissory Note, in the Original Principal Amount of $2,500,000, payable to S.C. Management Ltd., dated July 31, 2000

          10.11 Subscription Agreement between e-commerce group, Inc. and S.C. Management Ltd., dated August 10, 2000

          10.12 Contractor Agreement between e-commerce group, Inc. and S.C. Management Ltd., dated August 10, 2000

          10.13 Registration Rights Agreement between e-commerce group, Inc. and S.C. Management Ltd., dated August 10, 2000

     (21) Subsidiaries of the Registrant

     (27) Financial Data Schedule.

* In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

** Instruments defining the rights of Security Holders have been included in 3.1A, 3.1B, 3.1C and 3.2 above.

Reports on Form 8-K.
-------------------

The Company did not file any current reports on Form 8-K during the quarter ended June 30, 2000. The following reports on Form 8K were filed by the Company subsequent to June 30, 2000 but prior to the date of this Quarterly Report on Form 10Q-SB:

    (a) Form 8K dated July 5, 2000 reporting under Item 4 a change in the Company's certifying accountants.

    (b) Form 8K/A dated July 5, 2000 reporting under Item 4 a change in the Company's certifying accountants.

    (c) Form 8K dated July 6, 2000 reporting under Item 2 regarding the acquisition of SFL.

                                  SIGNATURES

         In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

--------------------------------------------------------------------------------

                            e-commerce group, Inc.

By /s/ Tony Arnold
  ------------------------------------------------------------------------------

                         Tony Arnold, President & CEO

Date   August 14, 2000
    ----------------------------------------------------------------------------

                             E-COMMERCE GROUP INC
                (FORMERLY DALTON INTERNATIONAL RESOURCES INC.)
               (FORMERLY ADVANCED SUSPENSION TECHNOLOGIES INC.)
                         (A DEVELOPMENT STAGE COMPANY)



                        CONDENSED FINANCIAL STATEMENTS
                        ------------------------------
                                 June 30, 2000
                               December 31, 1999


                               TABLE OF CONTENTS
                               -----------------

                                                                    PAGE
                                                                    ----
BALANCE SHEET                                                        F-2

STATEMENT OF OPERATIONS                                              F-3

STATEMENT OF CASH FLOWS                                              F-4

NOTES TO FINANCIAL STATEMENTS                                        F-5

                              E-COMMERCE GROUP INC
                  (FORMERLY DALTON INTERNATIONAL RESOURCES INC)
                 (FORMERLY ADVANCED SUSPENSION TECHNOLOGIES INC)
                          (A Development Stage Company)

                                  BALANCE SHEET
                                  -------------

ASSETS
                                                                 June 30,
                                                                     2000

CURRENT ASSETS
 - Cash                                                             4,497
 - Prepayments                                                    129,900
                                                                ---------

         TOTAL ASSETS                                           $ 134,397
                                                                =========

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 June 30,
                                                                     2000
CURRENT LIABILITIES
       Promissory note                                            240,000
       Officers Advances                                            4,855
       Accounts Payable                                           129,900
       Accruals                                                   125,000
                                                                ---------

TOTAL CURRENT LIABILITIES                                         499,755

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY

Common stock, $.001 par value
Authorized 100,000,000 shares
Issued and outstanding at
June 30 2000 - 6,005,000 shs                                        6,005
Additional paid in Capital                                         12,745

Deficit accumulated during the
development stage                                                (384,108)
                                                                ---------
TOTAL STOCKHOLDERS' EQUITY                                        365,358
                                                                ---------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                            $ 134,397
                                                                =========

The accompanying notes are an integral part of these financial statements

                              E-COMMERCE GROUP INC
                  (FORMERLY DALTON INTERNATIONAL RESOURCES INC)
                 (FORMERLY ADVANCED SUSPENSION TECHNOLOGIES INC)
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                     Three months ended        Six months ended           January 7 1993
                                     June 30                   June 30                    (inception) to
                                                                                          June 30 2000
                                     -------       --------     -------         -------   --------------
                                     2000             1999         2000          1999

OPERATING EXPENSES:
      General and
      administrative                   $(286,868)         -     $ (376,753)          -      $  (384,108)

Total Expenses                       $  (286,868)         -     $ (376,753)          -      $  (384,108)
                                     ============               ===========                 ============

Net Profit (Loss)                    $  (286,868)         -      $(376,753)          -      $  (384,108)
                                     ============               ===========                 ============


Net loss per share-
      Basic and diluted              $    (0.048)         -     $   (0.063)          -
                                     ============    ======     ===========     ======

Weighted average
number of common
shares outstanding
-basic and diluted                      6,000,000    6,000,000    6,000,000


The accompanying notes are an integral part of these financial statements

                              E-COMMERCE GROUP INC
                  (FORMERLY DALTON INTERNATIONAL RESOURCES INC)
                 (FORMERLY ADVANCED SUSPENSION TECHNOLOGIES INC)
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                    Six months ended              January 7 1993
                                        June 30                   (inception) to
                                                                   June 30 2000
                          ------------------   ---------------   ---------------
                                2000                1999
Cash Flows from
Operating Activities
    Net Loss                   $(376,753)                 -        $(384,108)
    Adjustment to
    reconcile net loss
    to net cash
    provided by operating
    activities

Stock issued in
    exchange for services         16,250                  -           16,250

Changes in assets and
liabilities
    Officers Advances                  -                  -            4,855
    Accruals                     125,000                             125,000
                               ---------       --------------      ---------

Net cash used in
operating activities            (235,503)                 -         (238,003)


Financing Activities
    Issuance of common
    Stock                                                              2,500
    Promissory notes             240,000                  -          240,000
                               ---------       --------------      ---------
Net increase (decrease)
in cash                            4,497                  -            4,497

Cash at
beginning of period                  -                    -              -
                               ---------       --------------      ---------

Cash at
end of period                  $   4,497    $             -        $   4,497
                               =========      ==============      ==========

The accompanying notes are an integral part of these financial statements

                              E-COMMERCE GROUP INC
                  (FORMERLY DALTON INTERNATIONAL RESOURCES INC)
                 (FORMERLY ADVANCED SUSPENSION TECHNOLOGIES INC)
                          (A Development Stage Company)



                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                      June 30, 2000 and December 31, 1999


NOTE 1 - HISTORY AND ORGANISATION OF THE COMPANY

e-commerce group (the "Company") was incorporated in the State of Nevada on January 7, 1993 as Advanced Suspension Technologies Inc. The Company intends to acquire companies primarily in the electronic commerce industry. To date the Company has not undertaken any operations and accordingly is considered a development stage company.

The condensed financial statements of e-commerce group as of June 30, 2000, for the three and six months ended June 30, 2000 and 1999 and for the period from inception (January 7, 1993) to June 30, 2000, are unaudited and, in the opinion of management, contain all adjustments, consisting only of normal recurring items, necessary for the fair presentation of the financial position and results of operations for the interim periods. These condensed financial statements should be read in conjunction with the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The results of operations for the three and six months ended June 30, 2000 and for the period from inception (January 7, 1993) to June 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through equity or debt financing.

NOTE 3 - RELATED PARTY TRANSACTION

Office services are provided without charge by a director. Such costs are immaterial to the condensed financial statements.

The officer of the company has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free.

                              E-COMMERCE GROUP INC
                  (FORMERLY DALTON INTERNATIONAL RESOURCES INC)
                 (FORMERLY ADVANCED SUSPENSION TECHNOLOGIES INC)
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                       June 30, 2000, December 31, 1999


NOTE 4 - CONVERTIBLE PROMISORY NOTE

On March 7, 2000, the Company issued a promissory note for $352,500.

The note is repayable either on demand or on February 28, 2002, whichever is the sooner and incurs interest at 9% per annum. As security for the note the company has issued a floating charge over its assets.

The promissory note may be converted by the lender into units up to the limit of 200,000 units. If some of the note has been repaid the units will be issued in proportion to the amounts outstanding.

A unit consists of one share of common stock at $0.001 par value and a warrant to purchase one share at $2.00. The warrant will expire on 28 February 2002 and is exercisable on a "cashless" basis.

NOTE 5 - SUBSEQUENT EVENTS

Under a Stock Purchase Agreement, which closed on July 6, 2000, the Company purchased all of the outstanding stock of Sports, Fitness and Leisure Limited ("SFL"), a company incorporated in England and Wales, for consideration of 385,000 shares. The total consideration consists of 385,000 shares of common stock in the Company at a price of $3.25 a share.

In addition, a further $350,000 in cash will be paid by the Company within 375 days of the closing of the agreement, provided that at least this amount is raised through future stock issuances. If this is not achieved a further 107,700 shares of common stock will be issued. As management believes that it is probable that the further cash payment will be made, this will also be included in the total consideration.

The transaction will be accounted for as a purchase. The allocation of the excess of consideration over the fair value of the net assets acquired is currently being assessed by management.

On July 20, 2000, the Company entered into a Termination Agreement with a recruitment firm pursuant to which it issued such firm warrants to purchase 25,000 shares of Common Stock and agreed to pay such firm $25,000 and to issue additional warrants to purchase 70,000 shares of Common Stock on or before August 20, 2000. The warrants are exercisable for a period of one year from the date of issuance at an exercise price of $1.00 per share.

On July 31, 2000, the Company issued an amended and restated convertible promissory in the amount of up to $2,500,000, which note replaces the note described in Note 4 above. The restated note has substantially similar terms to the original note and may be converted by the lender into units up to the limit of 1,420,455. In addition, the Company has agreed to issue 300,00 shares of Common Stock to the lender in exchange for services rendered by the lender to the Company and has entered into a contractor agreement with the lender pursuant to which it has agreed to issue to the lender an aggregate of 200,000 options to purchase Common Stock, 100,000 of which shall be issued on January 1, 2002 and immediately exercisable for a five-year period at an exercise price of $2.00 per share and 100,000 of which shall be issued on January 1, 2002 and immediately exercisable for a five-year period at an exercise price of $2.50 per share. The Company has agreed to register the shares of Common Stock issuable to the lender under the Securities Act of 1933 no later than April 30, 2001 and will be liable to the lender in damages for the period from May 1, 2001 until the date such registration statement becomes effective at a per diem amount equal to $10,000 per day for each of the first 30 days following May 1, 2001; $15,000 per day for each of the next 30 days; and $20,000 per day for each day thereafter.